Form 10KSB40
period 2000-06-30
INTERCONEXUS COM INC
filed 2000-09-27
CIK 1110626

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   X   ACT OF 1934
 -----

       For the fiscal year ended June 30, 2000

                                       OR

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 -----

                         COMMISSION FILE NUMBER: 0-30187
                             INTERCONEXUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)


           DELAWARE                                        52-2225697
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
      Incorporation or Organization)


   2651 WARRENVILLE ROAD, SUITE 560                        (630) 874-5500
     DOWNERS GROVE, ILLINOIS 60515               (Registrant's Telephone Number,
(Address of Principal Executive Offices,               Including Area Code)
           including Zip Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.0001 par value

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

       Issuer's revenues for fiscal 2000: $ 0

       There is currently no market for the voting common equity of the registrant.

       The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of September 28, 2000 was 12,908,091.

       Transitional Small Business Disclosure Format: Yes  X  No
                                                          ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents of the registrant are incorporated herein by reference:

                DOCUMENT                               PART OF FORM 10-K
                --------                               -----------------

Proxy Statement for the 2000 annual                        I and II
meeting of stockholders


================================================================================

                                     PART I

The Issuer has elected to follow Form 10-KSB, Disclosure Alternative 2.

ITEM 6. DESCRIPTION OF BUSINESS.

        GENERAL. InterConexus.com, Inc., a Delaware corporation (the "Company"), proposes to engage in electronic commerce ("e-commerce") by developing an on-line business-to-business trading exchange for the global electronic interconnect industry. The Company intends to develop an e-commerce business-to-business trading exchange (the "Trade Exchange") which would make up an electronic trading community within the global electronic interconnect industry which comprises the areas of integrated circuits, semi-conductors, contract assembly, printed circuit boards and electronic manufacturing service providers. The Trade Exchange would establish a common trading hub between suppliers, customers and manufacturers in the global electronic interconnect industry. The Trade Exchange would enable multi-buyer and multi-seller interaction, would address end-to-end transactions and would enable the global electronic interconnect industry community to share common information and knowledge. The primary role of the Trade Exchange will be to connect buyers and sellers within the global electronic interconnect industry. The Company's principal executive offices are located at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois 60515; it's telephone number is (630) 874-5500, and its web site address is www.interconexus.com.

        The Company was incorporated in March, 2000 by Capri Corp., a Minnesota corporation ("Capri"). Capri, through its wholly-owned operating subsidiary Cimnet Systems, Inc., ("Cimnet") is engaged in developing computer software that records, organizes and provides access to real-time integrated manufacturing information for use by printed circuit board (PCB) manufacturers. Capri develops and licenses software under the trademarks Paradigm(R) and Paradeim(R) which provides real time access to information at the PCB manufacturing plant level, such as engineering information, production scheduling, quality control reports and levels and types of inventory being produced. Capri also provides related technical support and user training and distributes certain hardware and third party software that may be used with Paradigm(R). Capri, a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was, prior to the Spin-Off (as defined below), the sole stockholder of the Company. Capri distributed all of the shares of Company common stock, par value $.0001 per share ("Common Stock"), to the shareholders of Capri in a taxable distribution effective June 1, 2000 (the "Spin-Off").

        RELATIONSHIP BETWEEN THE COMPANY AND CAPRI AFTER THE SPIN-OFF. For the purpose of governing certain ongoing relationships between the Company and Capri following the Spin-Off, the Company and Cimnet have entered into various agreements and adopted certain policies with respect to the following:

  - Services Agreement. The Company and Cimnet have entered into a Services Agreement whereby Cimnet provides certain services to the Company on an as-needed basis. The fees for such services will be based on a rate designed to reflect Cimnet's cost of providing such services, including reimbursement of certain direct out-of-pocket expenses. The Company is free to procure such services from outside vendors or to develop an in-house capability in order to provide such services internally. The services to be provided to the Company by Cimnet pursuant to such agreement include employees, including key executives, accounting services, computer services, insurance coverage, payroll processing services and management of employee benefits programs, or any other similar services that the Company may require.

  - Office Space. The Company currently shares office space with Cimnet. Cimnet intends to allocate to the Company its pro rata share of rent, common area maintenance charges and other costs and expenses under Cimnet's lease for its office space based upon the square footage of the shared office space occupied by the Company.

  - Software License. The Company and Cimnet may enter into a license agreement pursuant to which Cimnet will grant a license to the Company for certain components of Paradigm(R), Cimnet's software application. It is expected that the fees payable by the Company pursuant to this license agreement will be at least the same fees generally required under Cimnet's typical software license with unrelated third-party customers for the same software.

  - Loans. The Company may borrow funds from Cimnet from time to time in order to fund its operations.

  - Mehul J. Dave. Mehul J. Dave, the Chairman of the Board, President and Chief Executive Officer of the Company, holds the same positions at Capri. Mr. Dave divides his time between the Company and Capri. See "Risk Factors."

        INDUSTRY BACKGROUND.

               Growth of the Internet and the World Wide Web. The Internet and the World Wide Web ("Web") are experiencing dramatic growth in terms of the number of Web users. The growth of the number of Web users and the amount of time spent on the Web is being driven by the increasing importance of the Internet as a communications medium and an information resource in the sales and distribution channel.

               Growth of On-Line E-Commerce. The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. E-commerce offers the opportunity for businesses to establish new competitive standards by expanding distribution channels, integrating internal and external processes and offering a cost-effective method of providing products and services. The Internet provides on-line businesses with the ability to reach a global audience and to operate with a minimal infrastructure, reducing overhead and providing greater economies of scale, while providing customers and businesses with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of parties are transacting business on the Web.

               The Electronic Interconnect Industry On the Internet. The Company has identified a need in the world wide electronic interconnect community for Internet-based services such as the Trade Exchange which can provide services and connect businesses involved in the electronic interconnect industry at an anticipated economical cost. The traditional methods of information delivery and communications between businesses involved in the electronic interconnect industry, including trade magazines, telephone and trade conferences, contain inherent inefficiencies such as:

        - trade publications and print media are costly and offer a limited circulation;

        - expansion of businesses beyond traditional boundaries is expensive due to the high cost of marketing, travel and promotional expenses; and

        -   language barriers limit the ability of businesses to communicate.

The Internet provides a medium for businesses around the world to communicate and enter into business transactions.

        COMPETITION. Barriers to entry into competition with the Company's proposed Trade Exchange are low. Presently, the Company believes that PCB.007.com, Verticalnet.com, Agilesoft.com, TheSupply.com. WebQuote.com and FreeMarkets.com are either engaged in, contemplating or actively pursuing the establishment of a business-to-business e-commerce service for the electronic interconnect industry. These companies are larger, more experienced and better financed than the Company. In addition, many general business-to-business e-commerce companies are larger and better financed than the Company. There are minimal barriers to such companies developing and providing a business-to-business e-commerce exchange for the electronic interconnect industry which would compete directly with that of the Company. See "Risk Factors".

        REVENUE AND WORKING CAPITAL.

               Revenue. The Company intends to derive revenues from the Trade Exchange by charging a transaction fee equal to a percentage of the value of the transaction consummated between buyer and seller via the Trade Exchange. The specifics of such transaction based fee has not yet been established. In addition, the Company may also derive revenues from the Trade Exchange in other ways, such as selling advertising space on the Trade Exchange.

               Working Capital. The Company currently has no operations and does not expect to generate any revenues from operations prior to the time the Trade Exchange becomes operational. The Company intends to fund its development through investments from strategic partners, funds from investors, as well as funds borrowed from Capri, if necessary. Although the Company has had informal contacts with certain parties regarding investments in the Company, and has also discussed the possibility of borrowing operating funds from Capri, no agreements have been reached with respect to such investments or borrowings. See "Risk Factors".

               During the fiscal year ended June 30, 2000, the Company purchased services from Cimnet totaling approximately $434,000 under the terms of the Services Agreement and office space sharing arrangement described above.

        EMPLOYEES. The Company currently has no employees.

        CUSTOMERS. The Company currently has no customers. The Trade Exchange's customer base is expected to include manufacturers, customers and suppliers within the global electronic interconnect industry.

        MARKETING. The Company intends to increase the visibility and brand recognition of its Trade Exchange through a variety of marketing and promotional techniques such as direct mailings, advertisements in trade publications and attendance at trade shows. The Company may also pursue co-marketing arrangements with other websites on the Internet through cross-linking.

        PATENTS, TRADEMARKS AND LICENSES. The Company's performance and ability to compete will be dependent to a significant degree on its ability to develop and protect its proprietary technology. The Company intends to rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by employees and consultants in order to establish and protect its proprietary rights as they are developed or acquired. The Company is the owner of the "www.interconexus.com" domain name.

        RISK FACTORS. Ownership of Company Common Stock involves a high degree of risk and is intended for long term investment. Stockholders of the Company should be aware that the ownership of Common Stock involves certain risk factors, including those described below, which could adversely affect the value of the Company Common Stock going forward. The Company makes no representation as to the future market value of Company Common Stock. Any forward-looking statements contained in this report should not be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and that may be incapable of being realized.

               Possible Conflicts of Interest and Related Party Transactions. The directors and officers of the Company are also the directors and officers of Capri and/or Cimnet. Accordingly, conflicts of interest could arise for such persons. In addition, as part of its ongoing business and operations, the Company will engage in certain transactions with Capri. Due to the relationships between the Company and Capri, the terms of such transactions may not necessarily be effectuated through arms-length negotiations. However, all such transactions will be subject to review by the Board of Directors of the Company.

               Mehul J. Dave, the Chairman of the Board, President and Chief Executive Officer of the Company, holds the same positions at Capri. Mr. Dave intends to divide his time between the Company and Capri, and therefore will be unable to devote his attention solely to the operations of the Company.

               Restrictions On Transfer. Company Common Stock is not transferable until the first to occur of the following: (i) the second anniversary of the Spin-Off; (ii) the consummation of an initial public offering of Common Stock registered under the Securities Act of 1933, as amended; or
(iii) the Board of Directors of the Company determines, in its sole discretion, that the business of the Company has developed to support a trading market. Notwithstanding the foregoing, the stockholders of the Company are not restricted in any way from transferring any shares of Common Stock (i) in connection with the Spin-Off or (ii) by will, intestacy laws or the laws of descent or survivorship or by operation of law. Due to these transfer restrictions, there is currently no public market for the Company Common Stock. In addition, even after these transfer restrictions expire, there can be no assurance that a public market for the Common Stock will develop or, if such market does develop, that it will be sustained.

               The Company has No Operating History And May Experience Risks Encountered By Early-Stage Companies. The Company was formed in March 2000 and therefore has no significant operating history. The Company's business and prospects must be considered in light of the risks, expenses and difficulties that companies encounter in the early stages of development, particularly companies in new and rapidly evolving markets like the Internet and e-commerce. These risks include the Company's ability to:

        -   develop the Trade Exchange;
        -   develop its technology and customer service;
        -   manage its growth effectively;
        - anticipate and adapt to the rapid changes that characterize the market the Company expects to serve;
        -   expand its sales and marketing efforts to build brand recognition;
            and
        - continue to identify, attract, retain and motivate qualified personnel.

               The Revenue And Profit Potential Of the Company's Business Model Is Unproven. The Company's business model is new and its ability to generate revenue or profits is unproven.

               The Company's Financial Results May Fluctuate And May Be Difficult To Forecast. The Company's quarterly revenues, expenses and operating results may be unpredictable. The Company expects that its operating results will fluctuate in the future due to a number of factors, some of which are beyond its control. These factors include:

        - its ability to develop the Trade Exchange, and the costs of such development;
        -   its ability to attract businesses and customers;
        -   its ability to control its gross margins;
        - consumer confidence in encrypted transactions in the Internet environment;
        - the amount and timing of costs relating to expansion of its operations;
        - technical difficulties consumers and businesses might encounter in using the Trade Exchange;
        - delays in processing orders as a result of computer systems failures, Internet "brown-outs" or problems with completing, processing and securing financial transactions through the Internet; and
        - general economic conditions and economic conditions specific to the Internet and e-commerce.

               Additional Capital. The Company must raise additional capital in the near term to continue its business plan. The Company will attempt to raise additional capital but there are no guarantees that it will be able to raise sufficient capital on a timely basis and on reasonable terms. Additional financing could involve dilution to the interests of the Company's then-existing stockholders.

               The Company Will Face Intense Competition In The E-Commerce Market. The e-commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are minimal, and competitors presently exist and more may develop and offer similar services in the future. The Company's business could be severely harmed if it is not able to compete successfully against current or future competitors. Although there is no current dominant e-commerce provider in the Company's expected markets, additional companies may offer competing e-commerce solutions in the future. In addition, the Company's customers may become competitors in the future.

               The Company Will Rely On Third Parties To Maintain its Critical Systems And, If These Third Parties Fail To Adequately Perform Their Services, The Company Could Experience Disruptions In Its Operations. The Company will rely on a number of third parties for Internet and telecommunications access, delivery services and financial transaction processing. The Company will have limited control over these third parties and no long-term relationships with any of them. From time to time, the Company expects to experience temporary interruptions in its Web site connection and telecommunications access. Slow Internet transmissions or prolonged interruptions in its Web site connection or telecommunications access would materially harm its business.

               The Company May Not Be Able To Sustain Or Grow Its Business Unless It Keeps Up With Rapid Technological Changes. The Internet and electronic commerce industries are characterized by:

        -   rapidly changing technology;
        -   changes in consumer demands;
        - frequent introductions of new services or products that embody new technologies; and
        - evolving industry standards and practices that could render the Company's Web sites and proprietary technologies obsolete.

        The Company's future performance will depend, in part, on its ability to license or acquire leading technologies, enhance its existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing Web site and other proprietary technology involves significant technical and business risks. The Company also cannot offer assurance that it will be able to successfully use new technologies or adapt its Web sites and proprietary technology to emerging industry standards. The Company may not be able to remain competitive or sustain growth if it does not adapt to changing market conditions or customer requirements.

               If The Company Encounters System Failure, Service To Its Customers Could Be Delayed Or Interrupted. Service Delays Or Interruptions Could Severely Harm Its Business And Result In A Loss Of Customers. The Company's ability to successfully maintain e-commerce Web sites and provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of its computer and communications hardware and network systems. Any interruptions could severely harm the Company's business and result in a loss of customers.

               Dependence On Key Personnel. The Company's future performance depends substantially on the continued service of Mehul J. Dave, the Chairman, President and Chief Executive Officer of the Company. Mr. Dave intends to divide his time between Capri and the Company, and therefore will be unable to focus exclusively on the operations of the Company.

               Business Will Suffer If The Company Does Not Attract And Retain Additional Highly Skilled Personnel. The Company's future success will depend upon its ability to hire, train and retain highly skilled personnel. Competition for quality personnel is intense. The Company cannot be sure that it will be successful in hiring, assimilating or retaining the necessary personnel, and its failure to do so could adversely affect its business and financial condition.

               The Company May Not Be Able To Successfully Protect Its Proprietary Rights. The Company's ability to compete effectively will depend on its ability to maintain the proprietary nature of its services and technologies, including its proprietary software. The Company intends to rely on a combination of patents, trade secrets, copyright laws, non-disclosure, and other contractual agreements to protect its rights in its technological know-how and proprietary services. The Company also intends to depend upon confidentiality agreements with its officers, directors, employees and consultants to maintain the proprietary nature of its technology. These measures may not afford the Company sufficient or complete protection, and others may independently develop know-how and services similar to the Company's, otherwise avoid its confidentiality agreements, or produce patents or copyrights that would materially adversely affect the Company's business, prospects, financial condition and results of operations.

               The Company's Success Depends On The Internet's Ability To Accommodate Growth In E-Commerce. The use of the Internet for retrieving, sharing and transferring information among businesses, buyers, suppliers and partners has only recently begun to develop. If the Internet were not able to accommodate growth in e-commerce, the Company's business would suffer. The recent growth in the use of the Internet has caused frequent periods of performance degradation. The Company's ability to sustain and improve its services is limited, in part, by the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for its services is dependent on improvements being made to the Internet infrastructure to alleviate overloading and congestion.

               A Lack Of Development Of The E-Commerce Market Would Negatively Affect The Company. If the e-commerce market does not grow or grows more slowly than expected, the Company's business will suffer. The possible slow adoption of the Internet as a means of commerce by businesses may harm the Company's prospects. A number of factors could prevent the acceptance and growth of e-commerce, including the following:

        - e-commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;
        - businesses may not be able to implement e-commerce applications on these networks;
        - increased government regulation or taxation may adversely affect the viability of e-commerce;
        - insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and
        - adverse publicity and consumer concern about the reliability, cost, ease of access, quality of services, capacity, performance and security of e-commerce transactions could discourage its acceptance and growth.

        Even if the Internet is widely adopted as a means of commerce, the adoption of the Company's networks, particularly by companies that have historically relied on more traditional means, will require broad acceptance of the new approach. In addition, companies that have already invested substantial resources in traditional methods of procurement, or in-house e-commerce solutions, may be reluctant to adopt our e-commerce solutions.

               Security Risks Of Electronic Commerce May Deter Use Of The Company's Products And Services. A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of information over public networks. If customers are not confident in the security of e-commerce, they may not effect transactions on the Trade Exchange, which would severely harm its business. The Company cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in the compromise or breach of the algorithms the Company will use to protect content and transactions via e-commerce. Anyone who is able to circumvent the Company's security measures could misappropriate proprietary, confidential user information, place false orders or cause interruptions in the Company's operations. The Company may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

               Increasing Governmental Regulation Of The Internet Could Adversely Affect The Company's Business. The Company is currently not regulated by any government agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, sales tax, and characteristics and quality of products and services. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. New laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for the Company's services and increase its cost of doing business. The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve.

        The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and other Internet activities. In October 1998, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. However, it is possible that future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of electronic commerce and as a result have a negative effect on the Company's business.

        In addition, because the Company's service will be available over the Internet in multiple states and countries, the Company could be required to qualify to do business as a foreign corporation in each state or country in which its services are available. The Company is qualified to do business in only two states, and its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject it to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on its business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Forward-looking statements under the caption "Description of Business" in this Annual Report on Form 10-KSB, as well as oral statements that may be made by the officers, directors or employees of the Company acting on the Company's behalf, are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "expects" and "anticipates" and other similar expressions which are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the factors discussed herein under the caption "Risk Factors."

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7. DESCRIPTION OF PROPERTY.

        The Company is headquartered at 2651 Warrenville Road, Suite 560, Downers Grove, Illinois. This location is leased by Cimnet, which permits the Company to share its office space. See "Relationships Between the Company and Capri After the Spin-Off."

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

        Information with respect to directors and officers of the Company is incorporated herein by reference to the information under the caption "Board of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, as filed with the SEC (SEC File No. 0-30187).

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS.

        Information with respect to the renumeration of directors and officers of the Company is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, as filed with the SEC (SEC File No. 0-30187).

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

        Information with respect to security ownership in the Company is incorporated herein by reference to the information contained under the caption "Principal Stockholders" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, as filed with the SEC (SEC File No. 0-30187).

ITEM 11. INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

         Information with respect to interests of management of the Company and others in certain transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, as filed with the SEC (SEC File No. 0-30187).


                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

        There is currently no public market for the Company's Common Stock. In addition, the stockholders of Company Common Stock are unable to transfer such stock except in specific circumstances, as described in Item 6 of Part I. Even after these transfer restrictions expire, there can be no assurance that a public market for the Company's Common Stock will develop or, if such market does develop, that it will be sustained. As of June 1, 2000, there were 63 record holders of the Common Stock.

ITEM 2. LEGAL PROCEEDINGS.

        None.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of fiscal 2000.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Nothing to report.

ITEM 6. REPORTS ON FORM 8-K.

        The Company filed a report on Form 8-K dated June 1, 2000, disclosing the consummation of the Spin-Off.

                                    PART F/S

         The following financial statements of the Company are included herein:

         AUDITED ANNUAL FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2000

         (a)      Independent Auditor's Report

         (b)      Consolidated Balance Sheets

         (c)      Consolidated Statements of Operations

         (d)      Consolidated Statements of Stockholders' Equity

         (e)      Consolidated Statements of Cash Flows

         (f)      Notes to Consolidated Financial Statements

                          Independent Auditor's Report



To the Board of Directors of InterConexus.com, Inc.
Downers Grove, Illinois

We have audited the accompanying balance sheet of InterConexus.com, Inc. (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the period from March 28, 2000 to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements referred to above are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterConexus.com, Inc. as of June 30, 2000, and results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles.




/s/ KLESMAN, HALPER & CO., P.C.



Palos Heights, Illinois
September 6, 2000

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000



                                     Assets

Current assets:
   Cash and cash equivalents                                        $  11,291

Fixed assets                                                           17,499
                                                                    ---------

       Total assets                                                 $  28,790
                                                                    =========


                      Liabilities and stockholder's equity

Liabilities:
 Amounts due related party                                          $ 434,672
                                                                    ---------

Stockholder's equity:
   Common Stock (par value $.0001 per share,
       20,000,000 shares authorized, 12,908,091
       shares issued and outstanding)                                   1,291

   Additional paid-in capital                                          10,000

   Deficit accumulated during
   the development stage                                             (417,173)
                                                                    ---------

       Total stockholder's equity                                    (405,882)
                                                                    ---------

       Total liabilities and stockholders' equity                   $  28,790
                                                                    =========



               The accompanying notes to financial statements are
                       an integral part of this statement.

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                   Period from March 28, 2000 to June 30, 2000





Sales revenue                      $    --
                                   ---------

    Gross Profit                        --

Operating expenses                   417,173
                                   ---------

    Operating loss                  (417,173)
                                   ---------

    Net loss before income taxes    (417,173)

Income taxes                            --
                                   ---------

    Net loss                       $(417,173)
                                   =========

Earnings per share:
    Basic                          $   (0.03)
                                   =========

    Diluted                        $   (0.03)
                                   =========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                   Period from March 28, 2000 to June 30, 2000


                                                       Additional
                                              Common    paid-in
                                 Total        stock     capital      Deficit
                               ---------    ---------   ---------   ---------
Balance, beginning of period   $    --      $    --     $    --     $    --

Net loss                        (417,173)                            (417,173)

Common stock issued,
   (12,908,091 shares)            11,291        1,291      10,000        --
                               ---------    ---------   ---------   ---------

Balance, end of period         $(405,882)   $   1,291   $  10,000   $(417,173)
                               =========    =========   =========   =========



                 The accompanying notes to financial statements
                     are an integral part of this statement.

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Period from March 28, 2000 to June 30, 2000


Cash flows from operating activities:
  Net loss                                        $(417,173)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Increase in amounts due related party           434,672
                                                  ---------

Net cash provided in operating activities            17,499


Cash flows from investing activities:
  Purchase of fixed assets                          (17,499)

Cash flows from financing activities:
  Common stock issued                                11,291
                                                  ---------

    Net increase in cash and cash equivalents        11,291

Cash and cash equivalents:
       Beginning of period                             --
                                                  ---------

       End of period                              $  11,291
                                                  =========




                 The accompanying notes to financial statements
                     are an integral part of this statement.

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



Note 1.  Summary of significant accounting policies

         Description of business

         InterConexus.com, Inc., a Delaware corporation, (the Company) was organized on March 16, 2000 as a wholly-owned subsidiary of Capri Corp., a Minnesota corporation (Capri). On June 1, 2000, Capri spun-off the common shares of the Company, in a taxable distribution, to Capri shareholders of record on May 30, 2000 on the basis of one share of Company stock for each share of Capri stock held on the record date. The Company intends to pursue certain E-commerce opportunities within the global interconnect industry.

         The Company was initially funded on March 28, 2000. Accordingly, the reporting period reflects activity of the Company from March 28, 2000 through June 30, 2000.

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and cash equivalents

         For purposes of the balance sheet and statement of cash flows, cash and cash equivalents consist of cash in a demand deposit account held at a local bank.

         Fixed assets

         Fixed assets consist of computer equipment and are stated at cost. No depreciation expense has been recorded during this period.

         Income taxes

         Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 1.  Summary of significant accounting policies

         Income taxes (continued)

         differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


Note 2.  Development stage operations

         The Company is in the initial stage of developing an e-commerce business-to-business trading exchange which would make up an electronic trading community within the global electronic interconnect industry which comprises the areas of integrated circuits, semi-conductors, contract assembly, printed circuit boards and electronic manufacturing service providers. Other efforts of the Company at June 30, 2000 are spent on raising additional capital and procuring other financing arrangements, as well as other administrative functions. As of June 30, 2000, the Company's planned principal operations had not commenced. The Company has relied solely on services provided by Capri and Cimnet Systems, Inc. (a wholly-owned subsidiary of Capri), obtained under a separate services agreement as further described in note 7.


Note 3.  Stockholder's equity

         The Company's certificate of incorporation authorizes 40,000,000 shares of common stock, par value $.0001 and 20,000,000 shares of preferred stock, par value $.001. At the balance sheet date, 12,908,091 shares of common stock were issued and outstanding. There were no preferred shares issued or outstanding.

         The Company's amended and restated Certificate of Incorporation restricts the transfer of the Company's common stock until the first to occur of the following: 1) the second anniversary of the spin-off 2) the consummation of an initial public offering of the common stock of the Company under the Securities Act of 1933, as amended, or 3) the Board of Directors of the Company determines, in its sole discretion, that the business of the Company has developed to support a trading market.

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



Note 4.  Stock option plan

         The Company adopted a stock incentive plan providing for incentive and nonqualified stock options as well as grants of restricted stock for certain directors, employees and employees of Capri Corp., its former parent company beginning on May 5, 2000. The stock incentive plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future periods.

         A summary of the stock option transactions follows:


                                                                        Weighted
                                                   Number               average
                                                     of                  price
                                                   shares              per share
                                                   ------              ---------
                    Balance, beginning
                      of year                          --                   --

                    Granted                         980,000               $0.01
                                                   --------

                    Balance, end of
                      year                          980,000               $0.01
                                                   ========


         No options were exercised, cancelled or expired during the period.

         As of June 30, 2000, there were 150,000 shares that were exercisable. The remaining options vest during periods ranging from one to four years from the grant date. All options expire in 2005.


Note 5.  Income taxes

         The Company has recognized a loss for the period ended June 30, 2000 and cannot reasonably predict when they will be able to recover that loss through current operations. Accordingly, no provision for income taxes has been made.

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



Note 5.  Income taxes (continued)

         A reconciliation of income taxes benefit calculated using the Federal statutory income tax rate of 34% to the income taxes reported on the statement of operations follows:


                                        % of pretax
                              Amount       loss
                            ---------   -----------

Income tax benefit at the
  Federal statutory rate    $(142,000)     (34.0)%

State income tax benefit,
  net of Federal effect       (20,000)      (4.8)%

Change in deferred tax
  valuation allowance         162,000       38.8 %
                            ---------       ----

                                 --          --  %
                            =========       ====


         The components of the Company's deferred tax assets and liabilities at June 30, 2000 follows:

                Deferred tax assets:
                  Net operating loss                        $ 162,000

                Deferred tax liabilities:
                  None                                           --

                Deferred tax valuation
                  allowance                                  (162,000)
                                                            ---------

                                                            $    --
                                                            ==========


         The Company has a net operating loss of approximately $417,000 available to offset against future taxable income. This net operating loss expires in 2020.

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000



Note 6.  Earnings per share

         A reconciliation of net loss and shares outstanding relating to the calculation of basic and diluted earnings per share follows:


                                                     Per-share
                             Income        Shares     amount
                           ----------    ----------  ---------
Basic earnings per share   $ (417,173)   12,908,091   $(0.03)
                                                      ======

Effect of Dilutive
  Securities:
    Stock options                --         980,000
                           ----------    ----------

Diluted earnings per
  share                    $ (417,173)   13,888,091   $(0.03)
                           ==========    ==========   ======


Note 7.  Related party transactions

         The Company and Capri have common members of their respective Board of Directors.

         For the purpose of governing certain ongoing relationships between the Company and its former parent company Capri, Capri's wholly-owned operating subsidiary Cimnet Systems, Inc. ("Cimnet") and the Company have entered into a services agreement and adopted certain policies as follows:

         The services agreement enables either company to provide certain services to the other on an as-needed basis, at cost. The services provided under this agreement include, but are not limited to, accounting services, computer services, insurance coverage, payroll processing services and management of employee benefits programs, or any other similar services. The agreement does not preclude either party from obtaining these services from unrelated third parties or from developing their own in-house capabilities.

                             INTERCONEXUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 7.  Related party transactions (continued)

         Cimnet has agreed to share office space with the Company and allocates to the Company its pro rata share of rent, common area maintenance charges and other costs and expenses under Cimnet's lease for the Company occupied office space.

         During the period ended June 30, 2000, Cimnet billed the Company $434,672 for services under this agreement. Included in those billings were charges for certain computers and software amounting to $17,499. Cimnet did not utilize any services of the Company during this period.

                                    PART III

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

    2.1 Amended and Restated Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30187)]
    2.2 Amended and Restated By-laws of the Company [Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-30187)]
    3.1 Specimen Certificate for Common Stock [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-B (SEC File No. 0-30187)]
    6.1 Services Agreement [Incorporated by reference to Exhibit 6.1 to the Company's Registration Statement on Form 10-SB (SEC File No. 0-0187)]
    6.2 InterConexus 2000 Stock Incentive Plan [Incorporated by reference to Exhibit 6.2 to the Company's Registration Statement on Form 10-B (SEC File No. 0-30187)]
   10.1        Consent of Klesman, Halper & Co., P.C.
   24.1        Power of Attorney
   27.1        Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 26, 2000                   INTERCONEXUS.COM, INC.



                                             By:  /s/ Mehul J. Dave
                                                --------------------------------
                                                Name:   Mehul J. Dave
                                                Title:  Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


               SIGNATURE                                     TITLE                                 DATE
               ---------                                     -----                                 ----
Mehul J. Dave*                          Director, Chairman of the Board, President and      September 26, 2000
                                        Chief Executive Officer (Principal Executive,
                                        Financial and Accounting Officer)

P. Balasubramanian*                     Director, Vice President, Secretary and             September 26, 2000
                                        Treasurer

Robert W. Heller*                       Director                                            September 26, 2000

Thomas Mueller*                         Director                                            September 26, 2000

Jason W. Levin*                         Director                                            September 26, 2000

Utpal J. Dave*                          Director and Chief Operating Officer                September 26, 2000

David L. Harris*                        Director                                            September 26, 2000

------------

*By: /s/ Mehul J. Dave                  Individually and as Attorney-in-Fact                September 26, 2000
    -----------------------
    Name: Mehul J. Dave

