Form 10QSB
period 2000-09-30
INTERCONEXUS COM INC
filed 2000-11-14
CIK 1110626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------

                                  FORM 10-QSB

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                         Commission file number: 0-28511

                             INTERCONEXUS.COM, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  DELAWARE                             52-2225697
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

         2651 WARRENVILLE ROAD, SUITE 560, DOWNERS GROVE, ILLINOIS 60515
                    (Address of Principal Executive Offices)

                                 (630) 874-5500
                (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer: (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

      The registrant has a single class of common stock, of which there are 12,908,091 shares issued and outstanding as of November 7, 2000


         Transitional Small Business Disclosure Format (Alternative 2):

                                Yes  X   No
                                    ---     ---

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             InterConexus.com, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000
                                   (Unaudited)


                                     Assets

Current assets:
   Cash and cash equivalents                                          $  10,000

Fixed assets, net of accumulated depreciation
    Of $1,000
                                                                         16,499
                                                                      ---------
       Total assets                                                   $  26,499
                                                                      =========




                      Liabilities and Stockholder's Equity

Liabilities:
 Amounts due related party                                            $ 491,955
                                                                      ---------
Stockholder's equity:
   Common Stock (par value $.0001 per share,
       20,000,000 shares authorized, 12,908,091
       shares issued and outstanding)                                     1,291

   Additional paid-in capital                                            10,000

   Deficit accumulated during
   the development stage                                               (476,747)
                                                                      ---------
       Total stockholder's equity                                      (465,456)
                                                                      ---------
       Total liabilities and stockholders' equity                     $  26,499
                                                                      =========




                        See Notes to Financial Statements

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  For the Three Months ended September 30, 2000
            and the Period from March 28, 2000 to September 30, 2000
                                   (Unaudited)




                                               Three months     March 28, 2000
                                                  Ended              to
                                               September 30,     September 30,
                                                   2000             2000

Sales revenue                                    $       -       $         -
                                                 ---------       -----------
    Gross Profit                                         -                 -

Operating expenses                                  59,574           476,747
                                                 ---------       -----------
    Operating loss                                 (59,574)         (476,747)
                                                 ---------       -----------
    Net loss before income taxes                   (59,574)         (476,747)

Income taxes                                     $       -       $         -
                                                 ---------       -----------
    Net loss                                     $ (59,574)      $  (476,747)
                                                 =========       ===========
Earnings/(Loss)per share:
    Basic                                        $       -       $     (0.04)
                                                 =========       ===========
    Diluted                                      $       -       $     (0.03)
                                                 =========       ===========




                        See Notes to Financial Statements

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
            For the Period from March 28, 2000 to September 30, 2000
                                   (Unaudited)



                                                         Additional
                                               Common      paid-in
                                  Total        stock       capital     Deficit
                                  -----        -----       -------     -------

Balance, March 28, 2000         $    -         $  -        $   -      $    -

Net loss                         (417,173)                             (417,173)

Common stock issued,
   (12,908,091 shares)             11,291        1,291       10,000           -
                                ---------    ---------    ---------   ---------
Balance, June 30, 2000          $(405,882)   $   1,291    $  10,000   $(417,173)

Net Loss                          (59,574)           -            -     (59,574)
                                ---------    ---------    ---------   ---------
Balance, September 30, 2000     $(465,456)   $   1,291    $  10,000   $(476,747)
                                =========    =========    =========   =========











                        See Notes to Financial Statements

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the Three Months ended September 30, 2000
            and the Period from March 28, 2000 to September 30, 2000
                                   (Unaudited)

                                                      Three Months    March 28,2000
                                                          Ended            to
                                                      September 30,   September 30,
                                                            2000          2000
                                                      -------------   -------------
Cash flows from operating activities:

  Net loss                                              $ (59,574)      $(476,747)
Adjustments to reconcile net loss
  to net cash provided by(used in)
  operating activities:
    Depreciation                                            1,000           1,000

    Increase in amounts due related party                  57,283         491,955
                                                        ---------       ---------
Net cash provided by(used in) operating activities         (1,291)         16,208


Cash flows from investing activities:
  Purchase of fixed assets                                      -         (17,499)

Cash flows from financing activities:
  Common stock issued                                           -          11,291
                                                        ---------       ---------
    Net increase (decrease) in cash and
      cash equivalents                                     (1,291)         10,000

Cash and cash equivalents:
       Beginning of period                                 11,291               -
                                                        ---------       ---------
       End of period                                    $  10,000       $  10,000
                                                        =========       =========



                        See Notes to Financial Statements

                             InterConexus.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1.   Basis of Presentation

          The unaudited financial statements and related notes of InterConexus.com, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended June 30, 2000. The following information reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim period results. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole.




          Description of Business

          InterConexus.com, Inc., a Delaware corporation, (the Company) was organized on March 16, 2000 as a wholly-owned subsidiary of Capri Corp., a Minnesota corporation (Capri) and was initially funded on March 28, 2000. On June 1, 2000, Capri spun-off the common shares of the Company, in a taxable distribution, to Capri shareholders of record on May 30, 2000 on the basis of one share of Company stock for each share of Capri stock held on the record date. The Company intends to pursue certain E-commerce opportunities within the global interconnect industry.

Note 2.   Summary of significant accounting policies continued

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

          Fixed assets

          Fixed assets consist of computer equipment and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.


Note 3.   Development stage operations

          The Company is in the initial stage of developing an e-commerce business-to-business trading exchange which would make up an electronic trading community within the global electronic interconnect industry which comprises the areas of integrated circuits, semi-conductors, contract assembly, printed circuit boards and electronic manufacturing service providers. Other efforts of the Company are spent on raising additional capital and procuring other financing arrangements, as well as other administrative functions. As of September 30, 2000, the Company's planned principal operations had not commenced. The Company has relied solely on services provided by Capri and Cimnet Systems, Inc. (a wholly-owned subsidiary of Capri), obtained under a separate services agreement as further described in note 6.



Note 4.   Stockholder's equity

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


Note 5.   Earnings per share

          Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common share outstanding plus the diluted effect of shares associated with the common stock option plan, treated as if they were exercised.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months           March 28, 2000
                                                      Ended                     to
                                                September 30, 2000      September 30, 2000
                                                ------------------      ------------------
          Net Loss                                $  (59,574)              $   (476,747)

          Weighted average
          Share outstanding                        12,908,091                12,908,091

          Dilutive effect of the
          common stock option plan                    900,000                   900,000

          Diluted shares outstanding               13,808,091                13,808,091

          Basic earnings per share (loss)         $         -              $      (0.04)

          Diluted earnings per share (loss)       $         -              $      (0.03)

Note 6.   Related party transactions

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

          During the three months ended September 30, 2000, and the period from March 28, 2000 to September 30, 2000, Cimnet billed the Company $58,574 and $493,246, respectively, for services under this agreement. Included in those billings were charges for certain computers and software amounting to $17,499. Cimnet did not utilize any services of the Company during this period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB. There is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Ex. 27   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERCONEXUS.COM, INC.
                                     (Registrant)

Date:  November 13, 2000
                                     By: /s/ Mehul J. Dave
                                         ---------------------------------------
                                         Mehul J. Dave, Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Financial Officer)